Form 10-Q
period 1995-06-30
DAIG CORP
filed 1995-07-14
CIK 314416

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to



                  Commission File Number 09178

                       DAIG CORPORATION
       (Exact name of registrant as specified in its charter)

           Minnesota                         41-1245127
   (State of Incorporation)               (I.R.S. Employer
                                         Identification No.)

                            14901 DeVeau Place
                       Minnetonka, Minnesota, 55345
                 (Address of principal executive offices)

                     Telephone Number: (612) 933-4700



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No      .

As of July 11, 1995, there were a total of 15,236,144 shares of common stock outstanding which is the only class of securities of the Company.

                             DAIG CORPORATION
                                   INDEX


Part 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets

               Condensed Statements of Earnings

               Condensed Statements of Cash Flows

               Notes to Condensed Financial Statements

     Item 2.   Management's Discussion And Analysis of
               Financial Condition And Results of Operations

PART II.  OTHER INFORMATION

SIGNATURES

                             DAIG CORPORATION
                         CONDENSED BALANCE SHEETS
                                (unaudited)
                                June 30,                  September 30,
                                  1995                   1994

CURRENT ASSETS
   Cash                       $17,221,935             $ 8,294,694
   Short-term investments               -               3,139,277
   Accounts receivable          5,229,960               4,194,424
   Prepaid expenses and other     453,391                 176,674
   Inventories
       Raw material             1,349,305               1,356,146
       Work in progress           442,693                 382,049
       Finished goods           1,604,713               1,523,860

                                3,396,711               3,262,055

          Total current assets 26,301,997              19,067,124

Property, plant and equipment  11,843,072              10,930,139
     Accumulated depreciation
       and amortization        (6,787,915)             (5,963,063)

     Net property, plant
       and equipment            5,055,157               4,967,076

Other Assets                            -                 265,288

          Total Assets        $31,357,154             $24,299,488

CURRENT LIABILITIES
     Accounts payable         $   995,678             $   778,063
     Other current
       liabilities              1,853,624               1,868,074

     Total current
       liabilities              2,849,302               2,646,137

Long-term capital lease
  obligations                           -                  76,508

SHAREHOLDERS' EQUITY
(Notes B and C)
     Common stock                 152,361                 152,042
     Other shareholders'
       equity                  28,355,491              21,424,801

                               28,507,852              21,576,843
     Total Liabilities and
       Shareholders' Equity   $31,357,154             $24,299,488


The accompanying notes are an integral part of these statements.


                              DAIG CORPORATION

                      CONDENSED STATEMENTS OF EARNINGS
                                (unaudited)

                                         Three Months Ended June 30,
                                     1995               1994

NET SALES                     $10,223,194            $  8,741,039

COST OF SALES                   3,135,170               2,930,811

   Gross Profit                 7,088,024               5,810,228

OPERATING EXPENSES:
   Selling, general and
     administrative             2,689,348               2,108,450
   Engineering and
     development                  993,186                 541,614

       Total operating
         expenses               3,682,534               2,650,064

OPERATING PROFIT                3,405,490               3,160,164

INTEREST INCOME, INTEREST
  EXPENSE, AND OTHER              250,449                 119,000


EARNINGS BEFORE INCOME TAXES    3,655,939               3,279,164

PROVISION FOR INCOME TAXES      1,072,200               1,169,191

NET EARNINGS                  $ 2,583,739             $ 2,109,973

NET EARNINGS PER SHARE
  (Note B)                    $       .17             $       .14

WEIGHTED NUMBER OF COMMON
  SHARES OUTSTANDING DURING
  THIS PERIOD (Note B)         15,236,144              15,212,936

The accompanying notes are an integral part of these statements.



                              DAIG CORPORATION

                      CONDENSED STATEMENTS OF EARNINGS
                                (unaudited)

                               October 1,            October 1,
                               1994 through         1993 through
                               June 30, 1995        June 30, 1994

NET SALES                      $ 28,383,611          $ 23,843,012

COST OF SALES                     9,103,031             8,282,804

   Gross profit                  19,280,580            15,560,208


OPERATING EXPENSES:
   Selling, general and
     administrative               7,513,400             6,089,977
   Engineering and
     development                  2,228,373             1,796,727

       Total operating
         expenses                 9,741,773             7,886,704


OPERATING PROFIT                  9,538,807             7,673,504


INTEREST INCOME, INTEREST
   EXPENSE, AND OTHER               567,150               203,804


Earnings before income taxes     10,105,957             7,877,308

PROVISION FOR INCOME TAXES        3,174,948             2,762,058

       NET EARNINGS            $  6,931,009          $  5,115,250

NET EARNINGS PER SHARE
  (Note B)                     $        .46          $        .34

WEIGHTED NUMBER OF COMMON
   SHARES OUTSTANDING DURING
   THIS PERIOD (Note B)          15,218,485            15,218,436

The accompanying notes are an integral part of these statements.



                              DAIG CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                          October 1,     October 1,
                                         1994 through    1993 through
                                         June 30, 1995   June 30, 1994

Increase (decrease) in cash
Net cash provided by operating
  activities                              $6,982,502     $ 5,456,823

Cash flows from financing activities:
    Payments on capital lease
      obligations and purchase and
        retirement of common stock         (169,162)       (318,326)

        Net cash used in financing
          activities                       (169,162)       (318,326)

Cash flows from investing activities:
    Purchase of property, plant and
      equipment                          (1,025,376)     (2,533,984)
    Purchase of short-term investment              -     (1,366,250)
    Proceeds from sale of short-term
      investments                          3,139,277       1,289,961
    Proceeds from equipment sale                   -         752,592

        Net cash provided by (used in)
          investing activities             2,113,901     (1,857,681)

        Net increase in cash               8,927,241       3,280,816

CASH at beginning of period                8,294,694       3,841,643

CASH at end of period                    $17,221,935     $ 7,122,459

The accompanying notes are an integral part of these statements.


                            DAIG CORPORATION
                Notes to Condensed Financial Statements

Note A - Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Daig Corporation (the "Company") for the year ended September 30,1994.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.


Note B - Stock Splits

    On December 22, 1993 and February 10, 1995, the Board of Directors approved separate two-for-one splits of the common shares to be distributed on January 19, 1994 and March 8, 1995 to holders of record on January 7, 1994 and February 24, 1995, respectively. All common shares and earnings per share data included in the condensed financial statements have been adjusted to reflect the relevant stock splits.


Note C - Reclassifications

    Certain of the 1994 amounts have been reclassified to conform with the financial statement presentation used in 1995.

Item 2.  Management's Discussion And Analysis Of Financial
Condition And Results of Operations.


(1)(2)  Liquidity and Capital Resources

    Net working capital increased by approximately $7,032,000 or 43% during the first nine months of fiscal year 1995. The cash and short-term investment components of working capital increased by approximately $5,788,000 due to the overall rise in sales volume. Accounts receivable gained approximately $1,036,000 without material change in aging.

    The Company had no borrowings outstanding on June 30, 1995 under a $4,000,000 revolving line of credit. The line of credit is available to supplement working capital needs.

    The Company recognizes that additional capital may be required in the future. Daig has collateral available to support additional debt financing. It is also possible that additional equity could be raised through private or public stock offerings should the Company's capital or liquidity needs exceed its other financing alternatives. The actual availability and relative cost of additional capital through debt financing or stock offerings have not been ascertained.


(3) Results Of Operations

    Sales increased 17% and 19%, respectively in the three and nine months ended June 30, 1995, compared to the same periods one year ago. During the three and nine months ended June 30, 1995, approximately sixty-seven and sixty-four percent of the Company's sales gain, respectively, came from the domestic market while the remaining gain reflected expansion of export sales. Daig's sales success during the first three quarters of fiscal year 1995, compared with the same periods one year ago, was the result primarily of an increase in unit volume sales of existing product lines due to the continued expansion of marketing and sales activities of the Company. Sales results also reflect the impact of ongoing additions to the Company's lines of electrophysiology catheters and percutaneous catheter introducers.

    Gross profit, as a percentage of sales, increased 2.8 percentage points to 69.3% and 2.6 percentage points to 67.9%, respectively, for the three and nine months ended June 30, 1995, versus the same periods in the prior year. This change is attributed to (1) continued improvements in manufacturing efficiency based on trade secret technology and economies of scale and (2) greater use of existing manufacturing capacity.

    Selling, general and administrative expenses as a percentage of sales increased 2 percentage points to 26% in the quarter ended June 30, 1995 as compared to 24% in the same period one year ago and remained approximately 26% for the nine month periods ended June 30, 1995 and 1994. Quarterly fluctuations in this category reflect the timing of expenditures related to the continued expansion of the Company's sales organization and related marketing support. Engineering and development expenses increased approximately $452,000 and $431,646, respectively, during the three and nine months ended June 30, 1995, compared to the same periods one year ago. These increases reflect the Company's expanded clinical research and other product development activities.

    The Company's tax rate reflects the permanent tax savings related to the federal and state tax credits generated by the increase in research and development activities, expanded use of the Company's foreign sales corporation and the recognition of certain tax carryforwards.

    Management cautions against drawing conclusions about business trends on the basis of quarterly or other interim results, and believes that operating results must be viewed over a longer period.

                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports of Form 8-K
          (a)  Listings of exhibits:

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on form 8-K:

               None.

Signatures

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DAIG CORPORATION



Date      July 13, 1995         By  /S/ John J. Fleischhacker
                                    Chairman and Chief Executive Officer




Date      July 13, 1995         By  /S/ Daniel J. Starks
                                    President and Chief Operating Officer



Date      July 13, 1995         By  /S/ John C. Heinmiller
                                    Vice President, Finance and Administration