Form 10-K
period 1995-09-30
DAIG CORP
filed 1995-12-12
CIK 314416

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1995

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

                     Telephone Number: (612) 933-4700

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class                          Name of each
exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock
(Title of Class)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of voting stock of Daig Corporation held by nonaffiliates of the Registrant as of November 30, 1995, based on the closing price of $21.25 as reported on the NASDAQ Stock Market:
$146,101,060.

Shares of Common Stock outstanding on November 30, 1995:
15,236,144

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its Regular Meeting of Shareholders to be held in February 1996 are incorporated by reference into Part III.

                                  PART I.

Item 1.   Business

          (a)  General Development of Business

          During fiscal year 1995, no material changes occurred in the mode of conducting business. There were no changes in the structure of the Company. Refer to Items 1c, 6 and 7 for additional information concerning developments in Daig's business during this fiscal year.

          (b)  Industry Segments

          Daig is engaged in one industry segment: the business of designing, manufacturing, and marketing medical devices for cardiovascular applications.

          (c)  Narrative Description of Business

               (i)  Products.

               Daig designs, manufactures, and markets a variety of medical devices for cardiovascular applications. These medical devices consist primarily of disposable catheters and catheter accessories used in invasive cardiology and sometimes in other areas of medicine.

               The Company's main disposable catheters and catheter accessories currently are percutaneous catheter introducers, diagnostic guidewires, electrophysiology catheters and bipolar temporary pacing catheters. Percutaneous catheter introducers are used to create passageways for cardiovascular catheters from outside the human body through the skin into a vein, artery or other location inside the body. Daig's percutaneous catheter introducer product line consists primarily of peel-away sheaths, sheaths with and without hemostasis valves, dilators, guidewires, repositioning sleeves, obturators, and needles, all in a variety of sizes and packaging configurations.

               Diagnostic guidewires are used in conjunction with percutaneous catheter introducers to aid the introduction of intravascular catheters. Daig's diagnostic guidewires are available in multiple lengths and incorporate a proprietary surface finish for lasting lubricity.

               Electrophysiology catheters are placed into the human body percutaneously through catheter introducers to aid in the diagnosis and treatment of cardiac arrhythmias or abnormal heart rhythms. Between two and four electrophysiology catheters usually are used in each electrophysiology procedure. These catheters are available in multiple configurations.

               Bipolar temporary pacing catheters are inserted percutaneously into the human body temporarily for use with external pacemakers to provide patient stabilization following a heart attack or during surgical procedures. These devices usually are used for a time period ranging from an hour or less to a maximum of one week. Daig sells several designs of temporary pacing catheters.

               The principal markets for all of Daig's products are hospitals or hospital purchasing groups and original equipment manufacturers (OEMs) throughout the world. Daig packages its products both under its own label and under private label. Daig's products are distributed through direct sales representatives, independent distributors, and OEMs.

               (ii) Status of Products

               Not applicable.

               (iii)     Sources and Availability of Raw Materials.

               Raw materials used to manufacture Daig's products are readily available from a number of suppliers.

               (iv) Patents, Trademarks, Licenses, Franchises, and
Concessions.

               Daig actively seeks patent and trademark protection for its products and business. Daig believes valid patents and trademarks can contribute materially to its competitive position. The following is a discussion of Daig's principal patents and trademarks.

               Daig owns a variety of trademarks, including trademarks registered both in the United States and in foreign countries. More trademark applications are pending. These trademarks can have an indefinite life under existing trademark law so long as they are properly used and protected.

               Daig owns a number of patents including patents for a temporary pacing catheter apparatus, a break-away handle for a percutaneous introducer peel-away sheath, several hemostasis valve designs, a dilator locking device, a control handle for a steerable catheter, and catheter tip designs. Daig is pursuing one or more other patent applications that have not yet been disclosed publicly and are considered trade secrets.

               There can be no assurance that the United States Patent and Trademark Office will grant patents or trademarks with regard to any pending applications, or that the patents or trademarks if issued will provide any material competitive advantage. The fact that the Company owns the patents and trademarks that already have been granted does not necessarily provide protection from use by others since both patents and trademarks can be challenged and invalidated through administrative or court proceedings.

               Daig holds a license pertaining to three United
States patents and related foreign patents which involve a percutaneous introducer with a peel-away sheath.

               Daig does not hold any franchises or concessions.

               (v)  Seasonal Business.

               Daig's business is not seasonal.

               (vi) Practices Relating to Working Capital Items.

               Daig historically has carried significant inventory and continues this practice in order to facilitate manufacturing flexibility to maintain an adequate supply of all products to allow shipments to be made upon receipt of orders, particularly orders from hospitals and independent distributors. Daig carries significant amounts of raw material inventory in certain instances
(1) due to the cost effectiveness of volume purchases and (2) to protect the Company on a selective basis from uncertain vendor deliveries.

               (vii)     Customers.

               During fiscal year 1995 there were no Daig customers accounting for sales in excess of 10 percent.

               (viii)    Backlog Orders.

               Daig has an insignificant amount of backlog orders.

               (ix) Government Contracts.

               Daig has no government contracts.

               (x)  Competitive Conditions in the Business.

               Daig does not have the market research and other resources needed to give a complete statement of the competitive conditions facing its business. Subject to this qualification, Daig observes the following concerning competitive conditions affecting its business.

               The market areas Daig focuses on are the cardiac catheterization laboratories and the electrophysiology laboratories in hospitals throughout the world. These are growing market areas with numerous competitive companies. Daig and other companies compete through a combination of methods including differences in product performance, service, and price. Daig believes the positive factors supporting its competitive position in each regard outweigh the negative factors as evidenced by the Company's ongoing growth and gain of market share.

               (xi) Research and Development Activities

               During the twelve month periods ended September 30, 1995, 1994, and 1993, Daig incurred expenses of approximately
$3,335,000, $2,463,000, and $1,897,000, respectively, for Company sponsored engineering and development activities.

               (xii)     Environmental Regulation

               Compliance with federal, state, and local provisions relating to the protection of the environment does not have a material effect on Daig's operations.

               (xiii)    Employees

               As of November 1, 1995, Daig had 260 employees.

          (d)  Financial Information About Foreign and Domestic
               Operations and Export Sales.

          Daig's revenue, operating profit or loss, and related assets are set forth in Daig's financial statements, which are included as part of this Form 10-K and incorporated herein by reference. Daig's foreign sales for each of the last three fiscal years were approximately:

                    Fiscal 1995   $9,813,000
                    Fiscal 1994    7,974,000
                    Fiscal 1993    6,508,000


Item 2.   Properties

          The Company leases its administrative and executive offices and production facilities, totaling approximately 88,100 square feet at two locations in Minnetonka, Minnesota. These leases expire in 1999.


Item 3.   Legal Proceedings

          There are no such matters requiring disclosure.



Item 4.   Submission of Matters to a Vote of Security Holders

          There are no such matters requiring disclosure.


                              PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

          (a)  Market Information

          In June 1993, Daig's common stock began trading on the NASDAQ National Market System under the symbol DAIG. Prior to this time, the Company's common stock was publicly traded on the local over-the-counter market in Minneapolis, Minnesota. The following table sets forth the high and low sales prices of the Company's common stock in each quarter for the period from October 1, 1993 through September 30, 1995 reported in the NASDAQ National Market System. Sale prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

                                          Low           High

      Fiscal Year 1995:
                     First quarter   $    7   1/2     $    9 7/8
                     Second quarter       9   1/2         15 1/2
                     Third quarter       12   1/4         18
                     Fourth quarter      18   1/2         25 3/4

      Fiscal Year 1994:
                     First quarter   $    4   3/8     $    7 1/4
                     Second quarter         6              7 1/4
                     Third quarter          5 1/8          7
                     Fourth quarter         5 1/2          8 1/2


      Sales prices have been restated where applicable to reflect two-for-one stock splits that took effect on January 20, 1994 and March
9, 1995.

          (b)  Holders.

          As of October 1, 1995, there were approximately 396 shareholders of record of Daig common stock. There were an unknown number of additional holders of common stock whose stock was being held in nominee form.

          (c)  Dividends.

          Daig has not declared cash dividends on its common stock during the last two fiscal years. Daig believes it will not pay cash dividends in the foreseeable future due to its need for capital to fund growth and to fund contingent liabilities should they arise. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)


Item 6.   Selected Financial Data

          The selected financial data presented below was derived from the financial statements of the Company which have been audited by Grant Thornton LLP, independent certified public accountants. The data should be read in conjunction with the Company's financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

STATEMENTS OF EARNINGS DATA:

                             Fiscal Year Ended
                               September 30,
                      1995            1994              1993              1992          1991

Net sales          $38,322,068     $32,309,390       $25,678,275      $19,186,682    $11,226,878
Net earnings         9,898,235       7,574,065         5,229,270        3,574,953        477,313
Net earnings per
  common share             .65             .50               .35              .25            .04
Dividends per share          -               -                 -                -              -


BALANCE SHEET DATA:

                                                        September 30,

                            1995           1994              1993            1992            1991
Total current assets    $28,448,402     $19,067,124      $12,750,353      $8,822,009      $4,224,160
Working capital          25,868,646      16,344,479       10,282,601       5,951,883       2,965,750
Total assets             34,054,834      24,299,488       17,116,765      11,645,445       6,968,628
Long-term obligations             -               -          283,718         570,824       1,165,846
Shareholders' equity     31,475,078      21,576,843       14,055,778       7,586,785       3,626,662


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          (1)(2)    Liquidity and Capital Resources

          Working capital increased by approximately $9,524,000 or 58% during fiscal year 1995. The cash and short-term investment components of working capital increased approximately $7,405,000 due primarily to the favorable results of operations. Trade accounts receivable gained approximately $1,192,000 without a material change in the aging. Inventory rose approximately $586,000 while the inventory turnover rate remained relatively constant. These gains in working capital were offset in part by increases in liabilities normally incident to the growth of the business.

          The Company had no borrowings outstanding on September
30, 1995 under a $4,000,000 revolving line of credit. The line of credit is available to supplement working capital needs.

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


          (3)  Results of Operations

          Sales

          Total sales increased 19%, 26% and 34% in fiscal years 1995, 1994, and 1993, respectively. Approximately 69% of the Company's sales gain in 1995 came from the domestic market while the remainder reflected expansion of export sales. Daig's sales success in 1995 compared to prior periods was primarily the result of an increase in unit volume sales of existing product lines due to the continued expansion of marketing and sales activities of the Company. Sales results also reflect the impact of ongoing additions to the Company's line of electrophysiology catheters, percutaneous catheter introducers and diagnostic guidewires.

          Earnings

     Gross profit as a percentage of net sales improved 3.1 percentage points to 68.6% in fiscal year 1995 versus the 65.5% gross profit earned in fiscal year 1994. Gross profit as a percentage of sales was 64.6% in fiscal 1993. This sustained improvement is equally attributed primary to (1) continued gains in manufacturing efficiency based on trade secret technology and economies of scale and (2) greater use of existing manufacturing capacity.

     Selling, general and administrative expenses, as a percentage of net sales has improved slightly each year during the last three fiscal years as follows: 1995 - 25.6%, 1994 - 26%, 1993 - 27%. The Company is experiencing efficiency gains due to economies of scale while it continues to invest in additional selling and marketing to support further growth of the business.

     Engineering and development expenses increased in fiscal year 1995 to 8.7% of net sales as compared with 7.6% in fiscal year 1994 and 7.4% in fiscal year 1993. The increase in 1995 is primarily related to development expenses incurred in connection with conducting a clinical study to support expanding the diagnostic labeling of the Company's A steerable electrophysiology catheter to include certain ablation therapies. In addition, the Company is investigating the use of its A steerable electrophysiology catheter in combination with specialized guiding introducers as a cure for a heart rhythm disorder - atrial fibrillation. In July 1995, the Company received an Investigational Device Exemption ("IDE") from the Food and Drug Administration ("FDA") and has commenced a clinical trial to gather data in support of the atrial fibrillation indication. There can be no assurance that the Company will be successful in obtaining FDA clearance for any new product indications.

     Interest income increased to approximately $814,000 in fiscal year 1995 from approximately $350,000 in fiscal year 1994 and approximately $165,000 in fiscal year 1993. The increase in interest income reflects the increase in the amount of cash available to invest during these periods.

     The provisions for income taxes as a percentage of earnings before income taxes was 29.1% in fiscal year 1995 and 30.8% in fiscal year 1994 and 34.2% in fiscal year 1993. These rates reflect the permanent tax savings related to federal and state tax credits generated by the increase in research and development activities, expanded use of the Company's foreign sales corporation and, in 1995 and 1994, recognition for financial statement purposes of tax benefits related to net operating loss carry-forwards. As of September 30, 1995 the benefits related to the net operating loss carryforwards have been fully utilized.

Item 8.   Financial Statements and Supplementary Data

          This information is included below following "Index to Financial Statements."

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                                 PART III.

Item 10.  Directors and Executive Officers of the Registrant.

          John J. Fleischhacker. Mr. Fleischhacker, age 48, is the Chief Executive Officer and Chairman of the Board of Directors of Daig Corporation. Mr. Fleischhacker has served in these positions continuously during all relevant periods. Mr. Fleischhacker's current term as director extends one year or until replaced. Mr. Fleischhacker is the founder of Daig Corporation.

          Daniel J. Starks. Mr. Starks, age 41, is a member of the Board of Directors, Secretary, and President of Daig
Corporation. He has served in these positions continuously during all relevant periods. His current term as director extends one year or until replaced.

          John C. Heinmiller. Mr. Heinmiller, age 41, became a member of Daig's Board of Directors in June 1993. Mr. Heinmiller joined the Company in March 1995 as its Vice President - Finance and Administration. During the period October 1991 through February 1995, Mr. Heinmiller was Vice President of Finance and Corporate Secretary for Lifecore Biomedical, Inc., a company that develops, manufactures, and markets sterile medical devices for a variety of surgical applications. Mr. Heinmiller is a member of the Board of Directors of Lifecore Biomedical, Inc. Mr. Heinmiller was a partner with Grant Thornton LLP, a national CPA firm, for more than five years prior to October 1991. His current term as director of Daig Corporation extends one year or until replaced.

          Edward F. Fox. Mr. Fox, age 41, became a member of Daig's Board of Directors in June 1995. Mr. Fox has been a member of the law firm Doherty, Rumble & Butler P.A. of Minneapolis, Minnesota and one of its predecessor firms since 1979. Doherty, Rumble & Butler has represented the Company on various legal matters since 1988.

          Dennis A. Stowers. Mr. Stowers, age 46, is a member of the Board of Directors and the Director of Manufacturing for Daig Corporation. Mr. Stowers joined the board of directors in June 1993 and has served as Director of Manufacturing for more than the last five years. His current term as director extends one year or until replaced.

          Dale L. Harris. Mr. Harris, age 63, became a member of Daig's Board of Directors in June 1993. Mr. Harris currently serves as Assistant to the President of Modern Computer Services Inc., a company providing computer services to the financial community. Mr. Harris served as Executive Vice President of Bank Windsor, Minneapolis, Minnesota from July 1992 until his retirement earlier this year. For more than five years before that, Mr. Harris served as Senior Vice President of Firstar Corporation of Minnesota and as President of Shelard National Bank prior to its acquisition by Firstar. His current term as director extends one year or until replaced.

          All officers continue to serve at the discretion of Daig's Board of Directors.



Item 11.  Executive Compensation.

          All of the information required under this Item is incorporated by reference from Daig Corporation's proxy statement for the regular meeting of shareholders to be held in February
1996.




Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following information is accurate, to the best of Daig's knowledge, as of November 1, 1995:

          (a)  Security Ownership of Certain Beneficial Owners.


(1) Title of   (2)  Name and Address     (3) Amount and Nature of         (4) Percent
Class          of Beneficial Owner       Beneficial Ownership             of Class

Common          John J. Fleischhacker    Direct ownership of 5,375,000       35.3%
                14901 DeVeau Place       shares
                Minnetonka, MN  55345

Common          Daniel J. Starks         Direct ownership of 2,779,600       18.2%
                14901 DeVeau Place       shares
                Minnetonka, MN  55345

          (b)  Security Ownership of Management.


(1) Title of   (2)  Name and Address      (3) Amount and Nature of          (4) Percent
Class          of Beneficial Owner        Beneficial Ownership              of Class

Common         John J. Fleischhacker      Direct ownership of 5,375,000         35.3%
               14901 DeVeau Place         shares
               Minnetonka, MN  55345

Common         Daniel J. Starks           Direct ownership of 2,779,600         18.2%
               14901 DeVeau Place         shares
               Minnetonka, MN  55345

Common         John C. Heinmiller         Direct ownership of 36,200
               14901 DeVeau Place         shares                                  *
               Minnetonka, MN  55345


Common         Dennis A. Stowers        Direct ownership of 160,000                1%
               14901 DeVeau Place       shares
               Minnetonka, MN  55345

Common         Edward F. Fox            None
               14901 DeVeau Place
               Minnetonka, MN  55345

Common         Dale L. Harris           Direct ownership of 10,000                *
               14901 DeVeau Place       shares
               Minnetonka, MN  55345

Common         All Officers and         Direct ownership of 8,360,800             54.9%
               Directors as a Group     shares

*Less than 1%

Item 13.  Certain Relationships and Related Transactions.

          (a)  Transactions With Management and Others.

          See Note E of the Notes to Financial Statements.

          (b)  Certain Business Relationships.

          There are no such relationships as defined in the applicable regulations.

          (c)  Indebtedness of Management.

          Daniel J. Starks, President and Secretary of the Board, had a non-interest bearing loan outstanding of $90,069 as of November 1, 1995. This is the result of tax withholding transactions. The largest aggregate amount of indebtedness during fiscal year 1995 was $138,069.

          John C. Heinmiller, Vice President - Finance and Administration and a member of the Board, had a non-interest bearing loan outstanding of $440,000 as of November 1, 1995. This is the result of a stock option exercise. The largest aggregate amount of indebtedness during fiscal year 1995 was $440,000.

          (d)  Transactions With Promoters.

          There were no such transactions.

                                 PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a)  (1)  Financial Statements.  See "Index to
                    Financial Statements" on page 16.

          (a) (2) Financial Statements Schedules. None required.

          (a)  (3)  Exhibits.

          Except as indicated, all exhibits listed below have previously been filed as exhibits to the Company's
          Annual Report on Form 10-K in prior years and are incorporated herein by reference.

             (3)   Articles of Incorporation

             (10)  Material Contracts

              (27) Financial Data Sheet, filed herewith

         No items on Form 8-K have been filed during the quarter ending September 30, 1995.

Item 15. Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DAIG CORPORATION



Date: December 12, 1995         By:  /s/ John J. Fleischhacker
                                Chairman and Chief Executive Officer


Date: December 12, 1995         By:  /s/ Daniel J. Starks
                                President



Date: December 12, 1995         By:  /s/ John C. Heinmiller
                                Vice President - Finance and Administration

          Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following directors on behalf of the registrant and in the capacities on the dates indicated.



Date: December 12, 1995        By  /s/ John J. Fleischhacker
                                   Director



Date: December 12, 1995        By /s/ Daniel J. Starks
                                  Director



Date: December 12, 1995        By /s/ John C. Heinmiller
                                  Director



Date: December 12, 1995        By /s/ Dennis A. Stowers
                                  Director



Date: December 12, 1995        By /s/ Edward F. Fox
                                  Director



Date: December 12, 1995        By /s/ Dale L. Harris
                                  Director

                      INDEX TO FINANCIAL STATEMENTS

                                                             Page

     Report of Independent Certified Public Accountants       F-1
     Balance Sheets                                           F-2
     Statements of Earnings                                   F-4
     Statements of Changes in Shareholders' Equity            F-5
     Statements of Cash Flows                                 F-6
     Notes to Financial Statements                            F-8

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Daig Corporation

     We have audited the accompanying balance sheets of Daig Corporation (a Minnesota corporation) as of September 30, 1995 and 1994 and the related statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daig Corporation as of September 30, 1995 and 1994 and the results of its operations and cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


                                             GRANT THORNTON LLP


Minneapolis, Minnesota
October 25, 1995 (except for note C, as to which the date is November 10, 1995)



                            DAIG CORPORATION
                             BALANCE SHEETS
                              September 30,


                                               1995                1994

ASSETS

CURRENT ASSETS
 Cash and cash equivalents (note A1)        $18,839,199         $ 8,294,694
 Short-term investments (note A1)                     -           3,139,277
 Accounts receivable (note A2)
   Trade, net of allowance                    4,960,905           3,768,447
   Other (note E)                               393,265             425,977
 Inventories (note A3)
   Raw material                               1,392,470           1,356,146
   Work in process                              412,930             382,049
   Finished goods                             2,042,355           1,523,860
 Prepaid expenses and other                     407,278             176,674

        Total current assets                 28,448,402          19,067,124

PROPERTY AND EQUIPMENT,
 at cost (note A4)
   Machinery and equipment                    6,780,685           5,659,920
   Furniture and fixtures                     2,708,864           2,471,181
   Tooling                                    1,392,709           1,239,605
   Leasehold improvements                     1,801,175           1,559,433
                                             12,683,433          10,930,139

   Accumulated depreciation
     and amortization                        (7,077,001)         (5,963,063)
                                              5,606,432           4,967,076

OTHER ASSETS                                          -             265,288

                                            $34,054,834         $24,299,488

The accompanying notes are an integral part of these statements.

                             DAIG CORPORATION

                              BALANCE SHEETS

                               September 30,

                                                 1995               1994

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $ 1,513,728        $ 1,061,781
 Accrued compensation                             911,372            906,078
 Accrued expenses                                  78,817             89,889
 Income taxes payable (note C)                     75,839            664,897

          Total current liabilities             2,579,756          2,722,645


COMMITMENTS AND CONTINGENCIES (notes
  C and F)                                              -                  -

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value; 40,000,000
     shares authorized; 15,236,144 and
     15,204,144 issued and outstanding in
     1995 and 1994, respectively (note A5)        152,362            152,042
 Additional paid-in capital                     3,827,461          3,387,781
 Retained earnings                             27,935,255         18,037,020
 Amount receivable for shares issued (note D)    (440,000)                 -

                                               31,475,078         21,576,843

                                              $34,054,834        $24,299,488


The accompanying notes are an integral part of these statements.



                             DAIG CORPORATION

                          STATEMENTS OF EARNINGS

                         Years Ended September 30,

                                   1995                  1994            1993

NET SALES (notes A2 and E)    $ 38,322,068          $ 32,309,390     $ 25,678,275

COST OF SALES (note E)          12,033,723            11,131,030        9,091,106

    Gross profit                26,288,345            21,178,360       16,587,169

OPERATING EXPENSES
 Selling, general and
   administrative                9,820,552             8,394,391        6,932,362
 Engineering and development     3,334,989             2,463,424        1,897,010

    Total operating expenses    13,155,541            10,857,815        8,829,372

    Operating profit            13,132,804            10,320,545        7,757,797

OTHER INCOME (EXPENSE)
 Interest income                   814,248               349,756          164,959
 Interest expense                  (25,998)              (61,743)        (108,072)
 Gain on sale of assets and
   other                            37,529               336,398          135,754

                                   825,779               624,411          192,641

EARNINGS BEFORE INCOME TAXES    13,958,583            10,944,956        7,950,438

PROVISION FOR INCOME TAXES
(note C)                         4,060,348             3,370,891        2,721,168

NET EARNINGS                  $  9,898,235          $  7,574,065     $  5,229,270

EARNINGS PER SHARE (note A5)  $        .65          $        .50    $         .35

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING (note A5)   15,222,900            15,214,864       14,828,892


The accompanying notes are an integral part of these statements.



                                      DAIG CORPORATION

                      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      Years ended September 30, 1995, 1994 and 1993

                                                                                      Amount
                                                         Additional                        Receivable
                                   Common Stock          Paid-In        Retained     for Shares
                                 Shares       Amount     Capital        Earnings      Issued        Total


BALANCES AT OCTOBER 1, 1992      13,744,144   $ 137,442   $ 2,202,853    $ 5,246,490  $        -    $  7,586,785

  Net earnings                            -           -             -      5,229,270           -       5,229,270
  Issuance of common stock,
   a portion due to exercise of
   stock options with related
    tax benefits                  1,464,000      14,640     1,237,868        (12,785)          -       1,239,723

BALANCES AT SEPTEMBER 30, 1993   15,208,144     152,082     3,440,721     10,462,975           -      14,055,778

  Net earnings                            -           -             -      7,574,065           -       7,574,065
  Issuance of common stock           16,000         160        71,960           (120)          -          72,000
  Purchase and retirement of
   common stock                     (20,000)       (200)     (124,900)           100           -        (125,000)

BALANCES AT SEPTEMBER 30, 1994   15,204,144     152,042     3,387,781     18,037,020           -      21,576,843

  Net earnings                            -           -             -      9,898,235           -       9,898,235
  Issuance of common stock           32,000         320       439,680              -    (440,000)              -

BALANCES AT SEPTEMBER 30, 1995   15,236,144   $ 152,362   $ 3,827,461   $ 27,935,255   $(440,000)   $ 31,475,078

The accompanying notes are an integral part of these statements.

                              DAIG CORPORATION

                              STATEMENTS OF CASH FLOWS

                              Years Ended September 30,

                                                1995            1994             1993

Increase (decrease) in cash
Cash flows from operating activities:
  Net earnings                              $ 9,898,235    $  7,574,065     $  5,229,270
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization             1,223,835       1,298,010        1,127,242
    Loss (gain) on sale of equipment              2,834        (305,678)         (71,179)
    Non-cash consulting expense                       -         105,000          103,500
    Non-cash compensation                        48,000         167,186          127,000
                                             11,172,904       8,838,583        6,515,833
  Change in current operating items:
    Accounts receivable                      (1,192,746)       (694,172)      (1,006,711)
    Inventories                                (585,700)     (1,143,799)        (289,095)
    Prepaid expenses and other                 (230,604)         40,826          (19,863)
    Accounts payable                            451,947        (229,310)        (157,105)
    Accrued expenses                             (5,778)        348,294           28,337
    Other liabilities                                 -               -          (97,077)
    Income taxes payable                       (589,058)       (457,326)        (259,562)

    Net cash provided by operating
      activities                              9,020,965       6,703,096        4,714,757

Cash flows from financing activities:
  Proceeds from issuance of common
    stock                                             -               -          458,855
  Purchase and retirement of common
    stock                                             -        (125,000)               -
    Net cash provided (used) by
      financing activities                            -        (125,000)         458,855


The accompanying notes are an integral part of these statements.

                             DAIG CORPORATION

                   STATEMENTS OF CASH FLOWS - continued

                         Years Ended September 30,


                                                    1995            1994          1993

Cash flows from investing activities:
 Purchase of property and
   equipment                                     (1,866,622)     (2,877,198)   (2,540,205)
 Proceeds from disposal of property
   and equipment                                    250,885         853,742       154,850
 Purchase of short-term investments                       -        (877,395)   (4,075,376)
 Proceeds from short-term    investments          3,139,277         775,806     1,537,688

           Net cash provided (used) by
             investing activities                 1,523,540      (2,125,045)   (4,923,043)

Net increase in cash and cash
  equivalents                                    10,544,505       4,453,051       250,569
Cash and cash equivalents at
  beginning of year                               8,294,694       3,841,643     3,591,074

Cash and cash equivalents at end
   of year                                     $ 18,839,199     $ 8,294,694   $ 3,841,643

Supplemental disclosure of cash flow information
 Cash paid during the year for:
    Interest                                   $     25,998     $    61,743   $   122,347
    Income taxes                                  4,449,406       3,828,217     2,980,731


Supplemental disclosure of non-cash financing activity
 During fiscal 1995, in connection with the exercise of a non-qualified stock option, the Company issued 32,000 shares of its common stock in exchange for a $440,000 non-interest bearing promissory note.


The accompanying notes are an integral part of these statements.


NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

 Daig Corporation (Daig or the Company) designs, manufactures and markets a variety of medical devices for cardiovascular applications.

 1.                    Cash, Cash Equivalents and Short-term Investments

 The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents.

 At September 30, 1995, the Company's cash included approximately $7,900,000 in U.S. Treasury Bills maturing at various dates through December 21, 1995 and approximately $10,600,000 in an institutional money market account. The balance of the Company's cash at September 30, 1995 is in demand deposit accounts at a bank.

 At September 30, 1994 the Company's short-term investments consist of certificates of deposit with various maturity dates and are carried at amortized cost. Additionally, at September 30, 1994, included in cash are approximately $2,966,000 of debt instruments carried at amortized cost. Amortized cost of all of these investments approximates fair value, and there are no realized or unrealized gains or losses as of September 30, 1994.

 2.                    Revenue Recognition and Customers

 The Company recognizes revenue upon the shipment of completed products. The Company sells and extends credit to hospitals, domestic and foreign sales distributors, and domestic and foreign equipment manufacturers. At September 30, 1995 and 1994 the allowance for doubtful accounts was $32,764 and $18,937, respectively.

 3.                    Inventories

 Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost, determined by the first-in, first-out method, or market.

 4.                    Depreciation and Amortization

 Property is depreciated using primarily the straight-line method for financial reporting purposes over the following estimated useful lives:

               Machinery and equipment          3 - 7 years
               Furniture and fixtures           3 - 7 years
               Tooling                          3 years

          Accelerated methods of depreciation are used for income tax purposes.

     Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvement.

     5.   Earnings Per Share

     Earnings per share is based on the weighted average common shares outstanding.
     All common stock share and earnings per share information has been restated to reflect two-for-one stock splits completed January 20, 1994 and March 9, 1995. The par value continues to be $.01 per share.

NOTE B - LINE OF CREDIT

     The Company has a $4,000,000 revolving line of credit agreement with a commercial bank. Interest on borrowings under this agreement is payable monthly at the reference rate of the bank. Borrowings under the agreement are payable on demand.

     At September 30, 1995 and 1994 the Company had no borrowings outstanding under its revolving line of credit.

NOTE C - INCOME TAXES

     The Company follows the liability method of computing deferred income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred income taxes were not significant at September 30, 1995 or 1994.

     The components of income tax expense is as follows for the years ended September 30:

                        1995             1994             1993
     Current
       Federal       $ 3,720,648     $ 3,051,891       $ 2,545,134
       State             339,700         319,000           176,034

                     $  4,060,348    $ 3,370,891       $ 2,721,168


     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                        Years Ended September 30,

                                        1995       1994      1993

      Statutory federal income
        tax rate                         34%          34%       34%
      State income taxes, net of
        federal benefit                   2            2         2
      Income tax credits                 (1)          (1)       (2)
      Recognition of net operating loss  (4)          (3)        -
      Foreign sales                      (2)          (1)        -
                                         29%          31%       34%

     As of September 30, 1995, the benefit related to the recognition of net operating loss carryforwards has been fully utilized.

     In connection with the exercise of stock options and issuance of common stock in 1993 the Company recognized an income tax benefit of $517,368 which reduced income taxes payable and has been added to additional paid-in capital.

     The Company's federal income tax returns for fiscal 1993 and 1994 are currently being examined by the Internal Revenue Service ("IRS"). In the revenue agent's draft report forwarded to Daig Corporation for comment on November 10, 1995, the Company has been advised the IRS may propose an adjustment to the Company's tax returns for 1993 and 1994 relating to accumulated earnings tax. The Company is currently preparing a response for the IRS to consider before finalizing their examination. This response will oppose the potential proposed adjustment. Should the IRS ultimately propose an accumulated earnings tax, management believes such proposed tax would be without merit and expects to successfully defend its position. No other material adjustments are currently proposed by the IRS.


NOTE D - COMMON STOCK OPTIONS

     Stock option activity is summarized as follows:

                                            Options    Option Price
                                          Outstanding    Per Share

        Balance at October 1, 1992         1,396,000    $   .20-.36

          Exercised                       (1,396,000)       .20-.36
          Granted                            280,000           4.75

        Balance at September 30, 1993        280,000           4.75

          Canceled                          (280,000)          4.75

        Balance at September 30, 1994               -           -

          Granted                             160,000         13.75
          Exercised                           (32,000)        13.75

        Balance at September 30, 1995         128,000         13.75


     At September 30, 1995, a non-qualified stock option for the purchase of 128,000 shares of common stock was outstanding to an individual who is an officer and director of the Company. The stock option is exercisable in four remaining equal increments beginning March 1, 1996 and expires March 1, 2001. In connection with the stock option exercise on March 1, 1995, the Company issued 32,000 shares of its common stock in exchange for a $440,000 non-interest bearing promissory note collateralized by the stock acquired.


NOTE E - RELATED PARTY TRANSACTIONS AND SALES TO SIGNIFICANT
CUSTOMERS

     Daig purchases certain of its raw materials from a company controlled by the family of Daig's chairman and sells certain of its finished products to that company. During the years ended September 30, 1995, 1994 and 1993, Daig purchased a total $2,059,246, $1,732,000 and $1,541,531, respectively, from this company and had sales to this company of $695,743, $607,587 and $607,582, respectively.

     In fiscal year 1995, 1994, and 1993 there were no customers with 10% or more of total sales. Export sales accounted for approximately 25% of net sales in each of the last three fiscal years. The majority of these export sales were to countries in the European region.

     Included in Accounts Receivable - Other as of September 30,
     1995 and 1994 are non-interest bearing notes receivable which are due on demand totalling $108,055 and $156,055, respectively. These notes represent loans to two employees who are officers and directors of the Company.


NOTE F - COMMITMENTS AND CONTINGENCIES

Insurance

     The Company maintains third party insurance coverages for certain insurable risks, including property, casualty, workers' compensation and business interruption. The Company does not maintain other third party insurance and is self-insured for product liability risks.

Lease Activity

     The Company leases its administrative offices and production facilities. The leases provide that, in addition to rent, the Company is required to pay the real estate taxes, maintenance, insurance and utilities associated with the properties. Rent expense for the years ended September 30, 1995, 1994 and 1993 was $685,457, $626,206 and $584,793, respectively. Minimum lease commitments as of September 30, 1995 are as follows:
     $484,373 in 1996, $500,476 in 1997,  $503,000 in 1998, $154,333
     in 1999.


NOTE G - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management has not determined when it will adopt this Statement, but believes such adoption will not have a material effect on the Company's financial position or results of operations.

     Additionally, the FASB has issued SFAS 123, Accounting for
     Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines and encourages the use of a fair value based method of accounting for an employee stock option or similar equity instrument. However, the Statement also allows the use of the intrinsic value based method of accounting as prescribed by existing accounting standards. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Management has not determined when it will adopt this Statement, and has not determined which method of accounting for stock-based compensation it will use. However, management believes the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.


NOTE H - RECLASSIFICATIONS

     Certain reclassifications of previously reported amounts have been made to conform with current year presentation.


###END###