Form 10-Q
period 1995-12-31
DAIG CORP
filed 1996-02-13
CIK 314416

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of The Securities Exchange Act of 1934

For Quarter Ended  December 31, 1995          Commission file number   09178


                                DAIG CORPORATION
          (Exact name of registrant as specified in its charter)

           Minnesota                                41-1245127
(State or other jurisdiction of        (I.R.S. Employer identification No.)
incorporation or organization)

Registrant's telephone number, including area code        (612) 933-4700

      14901 DeVeau Place, Minnetonka, Minnesota           55345

Registrant's telephone number, including area code          (612) 933-4700


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       X     No          .

   As of January 15, 1996, there were a total of 15,236,144 shares of common stock outstanding which is the only class of securities of the Company.

                            DAIG CORPORATION
                                   INDEX


Part 1.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets

               Condensed Statements of Earnings

               Condensed Statement of Cash Flows

               Notes to Financial Statements

     Item 2.   Management's Discussion And Analysis of
               Financial Condition And Results of Operations

PART II.  OTHER INFORMATION

SIGNATURES

                             DAIG CORPORATION
                         CONDENSED BALANCE SHEETS
                                (unaudited)
                                          December 31,           September 30,
                                              1995                   1995

CURRENT ASSETS
   Cash                                   $ 21,329,001            $ 18,839,199
   Accounts receivable                       5,197,861               5,354,170
   Prepaid expenses and other                  641,285                 407,278
   Inventories
       Raw material                          1,930,617               1,392,470
       Work in progress                        422,922                 412,930
       Finished goods                        2,537,893               2,042,355

       Total current assets                 32,059,579              28,448,402

Property, plant and equipment               13,166,844              12,683,433
   Accumulated depreciation and
     amortization                           (7,344,521)             (7,077,001)

   Net property, plant and equipment         5,822,323               5,606,432

       Total Assets                       $ 37,881,902            $ 34,054,834

CURRENT LIABILITIES

   Income taxes payable                   $  1,255,880            $     75,839
   Accounts payable and other
      current liabilities                    2,434,143               2,503,917

       Total current liabilities             3,690,023               2,579,756

SHAREHOLDERS' EQUITY (Notes B
and C)
   Common stock                                152,362                 152,362
   Other shareholders' equity               34,039,517              31,322,716

                                            34,191,879              31,475,078
   Total Liabilities and Shareholders'
   Equity                                 $ 37,881,902            $ 34,054,834

The accompanying notes are an integral part of these statements.



                              DAIG CORPORATION

                      CONDENSED STATEMENTS OF EARNINGS
                                (unaudited)

                                             Three Months Ended December 31,
                                               1995                    1994


NET SALES                                   $ 10,118,789           $  8,638,859

COST OF SALES                                  3,053,828              2,830,003

       Gross profit                            7,064,961              5,808,856


OPERATING EXPENSES:
   Selling, general and administrative         2,520,385              2,307,884
   Engineering and development                   798,918                607,849

       Total operating expenses                3,319,303              2,915,733

OPERATING PROFIT                               3,745,658              2,893,123

INTEREST INCOME                                  309,268                147,616


EARNINGS BEFORE INCOME TAXES                   4,054,926              3,040,739

PROVISION FOR INCOME TAXES                     1,338,125                986,880

NET EARNINGS                                $  2,716,801           $  2,053,859

NET EARNINGS PER SHARE (Note B)             $        .18           $        .14

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING DURING
  THE PERIOD (Note B)                         15,236,144             15,204,144

The accompanying notes are an integral part of these statements.



                              DAIG CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                    October 1,            October 1,
                                                   1995 through          1994 through
                                                 December 31, 1995     December 31, 1994


Increase (decrease) in cash
Net cash provided by operating activities           $  3,110,915         $  2,438,209

Cash flows from investing activities:
    Purchase of property, plant and
        equipment                                       (621,113)            (262,912)
    Proceeds from short-term investments                       -            2,139,277

        Net cash provided (used) by
          investing activities                          (621,113)           1,876,365

        Net increase in cash                           2,489,802            4,314,574

CASH at beginning of period                           18,839,199            8,294,694

CASH at end of period                               $ 21,329,001         $ 12,609,268

The accompanying notes are an integral part of these statements.


                              DAIG CORPORATION
                  Notes to Condensed Financial Statements


Note A - Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Daig Corporation (the "Company") for the year ended September 30,1995.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


Note B - Stock Split

    On February 10, 1995, the Board of Directors approved a two-for-one split of the common shares to be distributed on March 8, 1995 to holders of record on February 24, 1995. All common shares and earnings per share data included in the condensed financial statements have been adjusted to reflect the stock split.


Note C - Income Taxes

    The income tax footnote to financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, disclosed the status of an Internal Revenue Service ("IRS") examination of the Company's federal income tax returns for fiscal year 1993 and 1994.

    In January 1996, the IRS completed its examination of the Company's 1994 and 1993 income tax returns with no material change to the returns as originally filed.


Note D - Subsequent Event

    On January 29, 1996 the Company and St. Jude Medical, Inc. ("St. Jude") signed an Agreement and Plan of Merger (the "Agreement"). Terms of the Agreement provide that each share of the Company's outstanding common stock will be converted into the right to receive .651733 shares of St. Jude common stock.

    The merger will be accounted for as a "pooling of interests" and is intended to qualify as a reorganization (tax-free to the shareholders of the Company) under the provisions of Section 368(a) of the Internal Revenue Code. Pending the clearance of appropriate regulatory filings, the Company has postponed its Regular Meeting of Shareholders originally scheduled for April 12, 1996. The Company's proxy statement will be amended to incorporate the information necessary to request a shareholder vote on approval of the merger. The Company's articles of incorporation require that, for approval, the holders of a majority of the shares entitled to vote at a meeting must vote in favor of the merger.


Note E - Reclassifications

    Certain of the fiscal 1995 amounts have been reclassified to conform with the financial statement presentation used in fiscal 1996.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
                          Results of Operations.


(1)(2)  Liquidity and Capital Resources

    Net working capital increased by approximately $2,501,000 or 9.7% during the first three months of fiscal year 1996. The cash component of working capital increased approximately $2,490,000 due to the overall rise in sales volume. Inventory increased approximately $1,044,000 during the first three months of fiscal 1996. The increase reflects increases in finished goods of new items within existing product lines and the timing of certain raw material purchases. The income taxes payable component of working capital increased during the first three months of fiscal 1996 by approximately $1,180,000, due primarily to the timing of tax payments.

    The Company had no borrowings outstanding on December 31, 1995 under a $4,000,000 revolving line of credit. The line of credit is available to supplement working capital needs.

    As more fully described in Item 5., on January 29, 1995 the Company and St. Jude Medical, Inc. ("St. Jude") signed an Agreement and Plan of Merger (the "Agreement"). Terms of the Agreement provide that each share of the Company's outstanding common stock will be converted into the right to receive .651733 shares of St. Jude common stock.


(3) Results Of Operations

    Sales increased 17.1% in the three months ended December 31, 1995 compared to the same period one year ago. Approximately sixty-five percent of the Company's sales gain came from the domestic market while the remaining gain reflected expansion of export sales. Daig's sales success during the first quarter of fiscal year 1996, compared with the same period one year ago, was the result primarily of an increase in unit volume sales of existing disposable product lines due to the continued expansion of marketing and sales activities of the Company. Sales results also reflect the impact of ongoing additions to the Company's lines of electrophysiology catheters and percutaneous catheter introducers.


    Gross profit, as a percentage of sales, increased 2.6 percentage points to 69.8% for the three months ended December 31, 1995, versus the same period one year ago. This change is equally attributed primarily to (1) continued improvements in manufacturing efficiency based on trade secret technology and economies of scale and (2) greater use of existing manufacturing capacity.

    Selling, general and administrative expenses as a percentage of sales declined 1.8 percentage points to 24.9% in the quarter ended December 31, 1995 as compared to 26.7% in the same period one year ago. The Company is receiving return on its prior expansion of sales, marketing, and engineering activities while it is continuing to invest in these areas to support further growth of the business. Engineering and development expenses increased approximately $191,069 during the three months ended December 31, 1995, compared to the same period one year ago. This increase reflects the Company's expanded clinical research and other product development activities.

    Interest Income increased during the quarter ended December 31, 1995, reflecting the increased cash available to invest.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          On January 29, 1995, the Company and St. Jude Medical, Inc. ("St. Jude") signed an Agreement and Plan of Merger (the "Agreement").
          Terms of the Agreement provide that each share of the Company's outstanding common stock will be converted into the right to receive .651733 shares of St. Jude common stock. The Company will continue as a wholly-owned subsidiary of St. Jude and operate as Daig Corporation, a St. Jude Medical Company. Both the Company's Chairman and Chief Executive Officer, John J. Fleischhacker, and the Company's President and Chief Operating Officer, Daniel J. Starks, will continue to hold the positions that they currently hold with the Company. In addition, upon closing, Mr. Starks will be appointed to the St. Jude Board of Directors. The merger will be accounted for as a "pooling of interests" and is intended to qualify as a reorganization (tax-free to the shareholders of the Company) under the provisions of Section 368(a) of the Internal Revenue Code. Pending the clearance of appropriate regulatory filings, the Company has postponed its Regular Meeting of Shareholders originally scheduled for April 12, 1996. The Company's proxy statement will be amended to incorporate the information necessary to request a shareholder vote on approval of the merger. The Company's articles of incorporation require that, for approval, the holders of a majority of the shares entitled to vote at a meeting must vote in favor of the merger.

Item 6.   Exhibits and Reports of Form 8-K

          (a)    Listings of Exhibits:

          2.1 Agreement and Plan of Merger, dated January 29, 1996, among St. Jude Medical, Inc., Partner Acquisition Corp. and the Company. (Incorporated by reference to Exhibit 2.1 of the St. Jude Medical, Inc. Schedule 13D filed on February 7, 1996.)

          2.2 Shareholders Agreement, dated as of January 29, 1996, by and between St. Jude Medical, Inc., the Company, John J. Fleischhacker and Daniel J. Starks. (Incorporated by reference to Exhibit 2.2 of the St. Jude Medical, Inc. Schedule 13D filed on February 7, 1996.)

          3.1 Articles of Incorporation of the Company, as amended to date. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.)

          3.2 Restated Bylaws of the Company as of May 21, 1993. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.)

          27.1 Financial Data Schedule.  (Filed herewith.)

          99.1 Press Release dated January 30, 1996. (Incorporated by reference to Exhibit 99.1of the St. Jude Medical, Inc. Current Report on Form 8-K dated January 29, 1996.)

          (b)        Reports on Form 8-K:

                 None.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DAIG CORPORATION



Date      February 13, 1996         By: John J. Fleischhacker
                                    Chairman and Chief Executive Officer




Date      February 13, 1996         By: Daniel J. Starks
                                    President and Chief Operating Officer



Date      February 13, 1996         By: John C. Heinmiller
                                    Vice President Finance and Administration