Form 10-Q
period 1996-03-31
DAIG CORP
filed 1996-05-03
CIK 314416

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transaction period from         to



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

Shares of common stock outstanding on April 30, 1996:

                                15,236,144

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


PART II.  OTHER INFORMATION

SIGNATURES


                             DAIG CORPORATION
                         CONDENSED BALANCE SHEETS
                                (unaudited)

                                      March 31,          September 30,
                                        1996                  1995

CURRENT ASSETS
   Cash                              $21,358,364           $18,839,199
   Accounts receivable                 5,114,106             5,354,170
   Prepaid expenses and other          1,021,373               407,278
   Inventories
       Raw material                    2,111,749             1,392,470
       Work in progress                  559,556               412,930
       Finished goods                  3,249,476             2,042,355

       Total current assets           33,414,624            28,448,402

Property, plant and equipment         13,736,454            12,683,433
   Accumulated depreciation and
     amortization                     (7,630,386)           (7,077,001)

   Net property, plant and equipment   6,106,068             5,606,432

       Total Assets                  $39,520,692           $34,054,834

CURRENT LIABILITIES

   Income taxes payable              $        -            $    75,839
   Accounts payable and other
      current liabilities              2,621,470             2,503,917

       Total current liabilities       2,621,470             2,579,756

SHAREHOLDERS' EQUITY
   Common stock                          152,362               152,362
   Other shareholders' equity         36,746,860            31,322,716

                                      36,899,222            31,475,078
   Total Liabilities and
   Shareholders' Equity              $39,520,692           $34,054,834

The accompanying notes are an integral part of these statements.


                              DAIG CORPORATION

                      CONDENSED STATEMENTS OF EARNINGS
                                (unaudited)


                                           Three Months Ended March 31,
                                            1996                  1995

NET SALES                                $10,927,155           $9,521,558

COST OF SALES                              3,547,030            3,137,858

       Gross profit                        7,380,125            6,383,700


OPERATING EXPENSES:
   Selling, general and administrative     2,976,096            2,516,168
   Engineering and development               638,896              627,338

       Total operating expenses            3,614,992            3,143,506

OPERATING PROFIT                           3,765,133            3,240,194

INTEREST INCOME, INTEREST
  EXPENSE, AND OTHER                         275,678              169,085

EARNINGS BEFORE INCOME TAXES               4,040,811            3,409,279

PROVISION FOR INCOME TAXES                 1,333,468            1,115,868

NET EARNINGS                             $ 2,707,343          $ 2,293,411

NET EARNINGS PER SHARE                   $       .18          $       .15

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THIS PERIOD                      15,236,144           15,215,166

The accompanying notes are an integral part of these statements.


                              DAIG CORPORATION

                      CONDENSED STATEMENTS OF EARNINGS
                                (unaudited)



                                         October 1,             October 1,
                                        1995 through           1994 through
                                       March 31, 1996         March 31, 1995

NET SALES                                $21,045,944           $18,160,417

COST OF SALES                              6,600,858             5,967,861

   Gross profit                           14,445,086            12,192,556


OPERATING EXPENSES:
   Selling, general and administrative     5,496,481             4,824,052
   Engineering and development             1,437,814             1,235,187

       Total operating expenses            6,934,295             6,059,239


OPERATING PROFIT                           7,510,791             6,133,317


INTEREST INCOME, INTEREST
   EXPENSE, AND OTHER                        584,946               316,701


EARNINGS BEFORE INCOME TAXES               8,095,737             6,450,018

PROVISION FOR INCOME TAXES                 2,671,593             2,102,748

NET EARNINGS                             $ 5,424,144           $ 4,347,270

NET EARNINGS PER SHARE                   $       .36           $       .29

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THIS PERIOD                      15,236,144            15,209,655

The accompanying notes are an integral part of these statements.


                              DAIG CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                October 1,        October 1,
                                               1995 through      1994 through
                                              March 31, 1996    March 31, 1995

Increase (decrease) in cash
Net cash provided by operating activities       $ 3,523,733       $ 5,441,516

Cash flows from investing activities:
    Purchase of property, plant and
        equipment                                (1,277,964)         (686,017)
    Proceeds from disposal of property and
        equipment                                   273,396           250,000
    Proceeds from short-term investments               -            3,139,277

        Net cash provided (used) by
          investing activities                   (1,004,568)        2,703,260

        Net increase in cash                      2,519,165         8,144,776

CASH at beginning of period                      18,839,199         8,294,694

CASH at end of period                           $21,358,364       $16,439,470

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

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


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


Note D - Subsequent Event

    On January 29, 1996 the Company and St. Jude Medical, Inc. ("St. Jude") signed an Agreement and Plan of Merger (the "Merger Agreement"). Terms of the Agreement provide that each share of the Company's outstanding common stock will be converted into the right to receive .651733 shares of St. Jude common stock. The Company has scheduled a Special Meeting of Shareholders for May 30, 1996 to consider and vote on the Merger Agreement. The Company's Proxy Statement for the Special Meeting was first mailed to shareholders on May 1, 1996.

    The Company's articles of incorporation require that, for approval, the holders of a majority of the shares entitled to vote at a meeting must vote in favor of the merger. At the close of business on April 26, 1996, the record date for the Special Meeting, directors and executive officers of Daig, in the aggregate, were entitled to vote 8,370,800 shares of Daig Common Stock, representing approximately 54.9% of the total shares entitled to vote at the Special Meeting. Daig expects that such directors and executive officers will vote all of such shares for approval of the Merger Agreement; to the extent that such directors and executive officers vote in accordance with Daig's expectations, approval of the Merger Agreement is assured.

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

Item 2.  Management's Discussion And Analysis Of Financial
Condition And Results of Operations.


(1)(2)  Liquidity and Capital Resources

    Net working capital increased by approximately $4,925,000 or 19% during the first six months of fiscal year 1996. The cash component of working capital increased approximately $2,519,000 due to the overall rise in sales volume. Inventory increased approximately $2,073,000 during the first six months of fiscal 1996. The increase reflects the timing of certain raw material purchases and steps taken to launch and support new products without back order problems.

    The Company had no borrowings outstanding on March 31, 1996 under a $4,000,000 revolving line of credit. The line of credit is available to supplement working capital needs.

    As more fully described in Note D, on January 29, 1996 the Company and St. Jude Medical, Inc. ("St. Jude") signed an Agreement and Plan of Merger (the "Agreement"). Terms of the Agreement provide that each share of the Company's outstanding common stock will be converted into the right to receive .651733 shares of St. Jude common stock.


(3) Results Of Operations

    Sales increased 15% and 16%, respectively in the three and six months ended March 31, 1996 compared to the same period one year ago. Approximately seventy-three percent of the Company's sales gain came from the domestic market while the remaining gain reflected expansion of export sales. Daig's sales success during the first two quarters of fiscal year 1996, compared with the same period one year ago, was the result primarily of an increase in unit volume sales of existing disposable products due to the continued expansion of marketing and sales activities of the Company. Sales results also reflect the impact of ongoing additions to the Company's electrophysiology catheters and percutaneous catheter introducers.


    Gross profit, as a percentage of sales, increased 1.5 percentage points to 68.6% for the six months ended March 31, 1996, versus the same period one year ago. This change is attributed primarily to (1) continued improvements in manufacturing efficiency based on trade secret technology and economies of scale and (2) greater use of existing manufacturing capacity.

    Selling, general and administrative expenses as a percentage of sales declined .5 percentage points to 26.1% in the six months ended March 31, 1996 as compared to 26.6% in the same period one year ago. The Company is receiving return on its prior expansion of sales and marketing activities while it is continuing to invest in these areas to support further growth of the business. Engineering and development expenses increased approximately $203,000 during the six months ended March 31, 1996, compared to the same period one year ago. This increase reflects the Company's expanded clinical research and other product development activities.

    Interest Income increased during the six months ended March
31, 1996, reflecting the increased cash available to invest.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports of Form 8-K

          (a)Listings of exhibits:

                          None.

          (b)Reports on form 8-K:

                          None.

Signatures

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DAIG CORPORATION



Date     May 3, 1996            By    /s/ John J. Fleischhacker
                                      Chairman and Chief Executive Officer




Date     May 3, 1996           By    /s/ Daniel J. Starks
                                     President and Chief Operating Officer



Date     May 3, 1996            By    /s/ John C. Heinmiller
                                      Vice President, Finance and
                                      Administration